Form 10-K
period 2016-12-31
Wells Fargo Commercial Mortgage Trust 2016-LC25
filed 2017-03-27
CIK 1688451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-206677-11

Central Index Key Number of the issuing entity: 0001688451

Wells Fargo Commercial Mortgage Trust 2016-LC25

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0000850779

Wells Fargo Commercial Mortgage Securities, Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541468

Ladder Capital Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001592182

Rialto Mortgage Finance, LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001577313

National Cooperative Bank, N.A.

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4014779 38-4014780 38-7170489 (I.R.S. Employer Identification Number)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(704) 374-6161

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / / Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / / Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/ Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer / / Accelerated filer / /

Non-accelerated filer /X/  (Do not check if a smaller reporting company)  Smaller reporting company / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / / Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / / Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Walmart Shadow Anchored Portfolio Mortgage Loan, the Marriott Hilton Head Resort & Spa Mortgage Loan, the Aspen at Norman Student Housing Mortgage Loan and the Rio West Business Park Mortgage Loan, which constituted approximately 5.2%, 4.5%, 2.3% and 2.1%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Walmart Shadow Anchored Portfolio Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the Marriott Hilton Head Resort & Spa Mortgage Loan which is an asset of the issuing entity and five other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Aspen at Norman Student Housing Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (d) with respect to the Rio West Business Park Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Walmart Shadow Anchored Portfolio Mortgage Loan, the Marriott Hilton Head Resort & Spa Mortgage Loan, the Aspen at Norman Student Housing Mortgage Loan and the Rio West Business Park Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 9 West 57th Street Mortgage Loan, which constituted approximately 5.2% of the asset pool of the issuing entity as of its cut-off date.  The 9 West 57th Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 9 West 57th Street Mortgage Loan and five other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the J.P. Mortgage Chase Commercial Mortgage Securities Trust 2016-NINE transaction (the “JPMCC 2016-NINE Transaction”). This loan combination, including the 9 West 57th Street Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the JPMCC 2016-NINE Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the trust and servicing agreement for the JPMCC 2016-NINE Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the JPMCC 2016-NINE Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Gurnee Mills Mortgage Loan, which constituted approximately 2.6% of the asset pool of the issuing entity as of its cut-off date.  The Gurnee Mills Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Gurnee Mills Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CSAIL 2016-C7 Commercial Mortgage Trust transaction, Commission File Number 333-207361-03 (the “CSAIL 2016-C7 Transaction”). This loan combination, including the Gurnee Mills Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2016-C7 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CSAIL 2016-C7 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CSAIL 2016-C7 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 101 Hudson Street Mortgage Loan, which constituted approximately 1.7% of the asset pool of the issuing entity as of its cut-off date.  The 101 Hudson Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 101 Hudson Street Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Morgan Stanley Capital I Trust 2016-BNK2 transaction, Commission File Number 333-206582-05 (the “MSC 2016-BNK2 Transaction”). This loan combination, including the 101 Hudson Street Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2016-BNK2 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the MSC 2016-BNK2 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the MSC 2016-BNK2 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Redwood MHC Portfolio Mortgage Loan, which constituted approximately 4.0% of the asset pool of the issuing entity as of its cut-off date.  The Redwood MHC Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Redwood MHC Portfolio Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the Redwood MHC Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Redwood MHC Portfolio loan combination in the Wells Fargo Commercial Mortgage Trust 2016-C37 transaction, Commission File Number 333-206677-11 (the “WFCM 2016-C37 Transaction”).  After the closing of the WFCM 2016-C37 Transaction on December 22, 2016, this loan combination, including the Redwood MHC Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the WFCM 2016-C37 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the WFCM 2016-C37 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the WFCM 2016-C37 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer, special servicer and certificate administrator of the 9 West 57th Street Mortgage Loan and the primary servicer and certificate administrator of the Gurnee Mills Mortgage Loan, the 101 Hudson Street Mortgage Loan  and the Redwood MHC Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 9 West 57th Street Mortgage Loan, the Gurnee Mills Mortgage Loan, the 101 Hudson Street Mortgage Loan  and the Redwood MHC Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the 9 West 57th Street Mortgage Loan, the Gurnee Mills Mortgage Loan, the 101 Hudson Street Mortgage Loan  and the Redwood MHC Portfolio Mortgage Loan. Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the JPMCC 2016-NINE Transaction, the pooling and servicing agreement for the CSAIL 2016-C7 Transaction, the pooling and servicing agreement for the MSC 2016-BNK2 Transaction and the pooling and servicing agreement for the WFCM 2016-C37 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the 9 West 57th Street Mortgage Loan, the Gurnee Mills Mortgage Loan, the 101 Hudson Street Mortgage Loan  and the Redwood MHC Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which National Cooperative Bank, N.A. is the master servicer) and the primary servicer of the 9 West 57th Street Mortgage Loan, the Redwood MHC Portfolio Mortgage Loan, the Gurnee Mills Mortgage Loan and the 101 Hudson Street Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combination that includes (i) the Redwood MHC Portfolio Mortgage Loan, the Gurnee Mills Mortgage Loan and the 101 Hudson Street Mortgage Loan.,  the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of LNR Partners, LLC, as special servicer and TriMont Real Estate Advisors, LLC, as operating advisor of the Redwood MHC Portfolio Mortgage Loan, Rialto Capital Advisors, LLC, as special servicer and Park Bridge Lender Services LLC, as operating advisor of the Gurnee Mills Mortgage Loan, and C-III Asset Management LLC, as special servicer and Park Bridge Lender Services LLC, as operating advisor of the 101 Hudson Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the Redwood MHC Portfolio Mortgage Loan, the Gurnee Mills Mortgage Loan and the 101 Hudson Street Mortgage Loan.,  the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of LNR Partners, LLC, as special servicer of the Redwood MHC Portfolio Mortgage Loan, Rialto Capital Advisors, LLC, as special servicer of the Gurnee Mills Mortgage Loan and C-III Asset Management LLC, as special servicer a of the 101 Hudson Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian, CWCapital Asset Management LLC, as special servicer and C-III Asset Management LLC, as special servicer:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On January 24, 2016 PSW NYC LLC commenced a complaint (the “PSW Complaint”) with the Supreme Court of the State of New York, County of New York (the “PSW Court”) against Bank of America, N.A. as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C30 and COBALT CMBS Commercial Trust 2007-C2, U.S. Bank National Association as Trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 20007-C31, ML-CFC Commercial Mortgage Trust 2007-5 and ML-CFC Commercial Mortgage Trust 2007-6 (collectively, the “Trusts”), PCV-M Holdings LLC and CWCapital Asset Management LLC, individually and as special servicer for the Trusts (collectively, the “Defendants”) seeking either (a) damages in an amount to be determined by the PSW Court but alleged by the plaintiffs to be approximately $500,000,000 – such amount being the amount PSW NYC LLC alleges would have been recovered on certain mezzanine loans (the “Mezzanine Loans”) related to the Peter Cooper Village and Stuyvesant Town property (the “PCVST Property”) in New York City which PSW NYC LLC sold to an entity related to the Defendants pursuant to a settlement agreement related to certain prior litigation (the “Settlement Agreement”) or (b) the rescission of the Settlement Agreement which would result in, among other things, the rescission of the sale of the Mezzanine Loans and a claim for certain proceeds from the sale of the PCVST Property. PSW NYC LLC alleges that the Defendants procured the Settlement Agreement by fraud and further that the terms of the Settlement Agreement were breached by the Defendants. On February 26, 2016, CWCAM on behalf of itself and the other Defendants filled a motion to dismiss the complaint (the “CWCAM Motion to Dismiss”). Oral argument has been set by the PSW Court on the CWCAM Motion to Dismiss for August 23, 2016. There can be no assurances as to the outcome of this CWCAM Motion to Dismiss or the PSW Complaint or the possible impact on CWCAM. However, CWCAM believes that it was not guilty of any fraud in the procurement of the Settlement Agreement, that it performed its obligations under applicable pooling and servicing agreements in good faith and disputes PSW NYC LLC allegations. CWCAM intends to vigorously contest such allegations.

On May 12, 2016, certain holders of certificates issued by Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Series 2007-C5 Trust (the “2007-C5 Trust“) filed suit in the Supreme Court of the State of New York, County of New York derivatively for the 2007-C5 Trust (M.H. Davidson & Co, et. al. against C-III Asset Management, LLC (“C-III AM”), Supreme Court of New York County of New York Index No. 652571/2016) alleging, among other things, that C-III AM as special servicer for the 2007-C5 Trust breached its duties to the 2007-C5 Trust by undervaluing a mortgage loan which was purchased by the third party directing certificateholder for the 2007-C5 Trust pursuant to the governing pooling and servicing agreement. The plaintiffs have alleged damages in an amount no less than $25,000,000.  On July 1, 2016, C-III AM filed a motion to dismiss.  A hearing on the motion was held on March 6, 2017, and is pending a ruling.  There can be no assurances as to the outcome of this motion or the proceeding or the possible impact on C-III AM. However, C-III AM believes that it performed its obligations under the related pooling and servicing agreement in good faith, and that its actions were proper.  C-III AM believes the plaintiffs’ claims are unfounded and intends to vigorously defend itself and contest the claims.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on December 8, 2016 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 9 West 57th Street Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the JPMCC 2016-NINE Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the JPMCC 2016-NINE Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMCC 2016-NINE Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Gurnee Mills Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2016-C7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the CSAIL 2016-C7 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CSAIL 2016-C7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 101 Hudson Street Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2016-BNK2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the MSC 2016-BNK2 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSC 2016-BNK2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Redwood MHC Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2016-C37 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the WFCM 2016-C37 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCM 2016-C37 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1 Pooling and Servicing Agreement, dated as of December 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, CWCapital Asset Management LLC, as General Special Servicer, National Association, as General Special Servicer, National Cooperative Bank, N.A. as NCB Master Servicer and NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.2 Trust and Servicing Agreement, dated as of September 26, 2016, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer and Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of November 1, 2016, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.4 Pooling and Servicing Agreement, dated as of November 1, 2016, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.5 Pooling and Servicing Agreement, dated as of December 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and TriMont Real Estate Advisors, LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to Wells Fargo Commercial Mortgage Securities, Inc.’s Current Report on Form 8-K filed on February 7, 2017 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.6 Co-Lender Agreement, dated as of November 8, 2016, by and among Ladder Capital Finance I LLC for itself to the extent of its interest, and on behalf of Series TRS of Ladder Capital Finance I LLC, and Series TRS Of Ladder Capital Finance I LLC, as Note A-1 Holder and Note A-2 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.7 Co-Lender Agreement, dated as of October 3, 2016, by and among Rialto Mortgage Finance, LLC, as Note A-1 Holder, Citigroup Global Markets Realty Corp., as Note A-2A Holder, Note A-2B Holder, Note A-3A Holder and Note A-3B Holder and Rialto Mortgage Finance, LLC, as Note A-4 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.8 Co-Lender Agreement, dated as of September 29, 2016, by and among Ladder Capital Finance I LLC, as Note A-1 Holder and Note A-2 (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.9 Agreement Between Note Holders, dated as of November 30, 2016, by and among Wells Fargo Bank, National Association, as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.10 Co-Lender Agreement, dated as of September 26, 2016, by and among JPMorgan Chase Bank, National Association, as Initial Note A Holder and Initial Note B Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.11 Agreement Between Note Holders, dated as of November 3, 2016, by and among Column Financial, Inc. as Initial Note A-1A Holder and Initial Note A-1B Holder, Wells Fargo Bank, National Association, as Initial Note A-2A Holder and Initial Note A-2B Holder and Regions Bank, as Initial Note A-3 Holder and Initial Note A-4 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.12 Agreement Between Note Holders, dated as of November 3, 2016, by and among Wells Fargo Bank, National Association, as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder and Initial Note A-2 Holder, Bank of America, N.A., as Initial Note A-3 Holder and Initial Note A-4 Holder and Barclays Bank PLC, as Initial Note A-5 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.13 Co-Lender Agreement, dated as of November 22, 2016, by and among Ladder Capital Finance I LLC for itself to the extent of its interest, and on behalf of Series TRS of Ladder Capital Finance I LLC, and Series TRS Of Ladder Capital Finance I LLC, as Note A-1 Holder, Note A-2 Holder and Note A-3 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 National Cooperative Bank, N.A., as NCB Master Servicer
33.3 CWCapital Asset Management LLC, as Special Servicer
33.4 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.2)
33.5 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.6 Wells Fargo Bank, National Association, as Certificate Administrator
33.7 Wells Fargo Bank, National Association, as Custodian
33.8 Pentalpha Surveillance LLC, as Operating Advisor
33.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.10 National Tax Search, LLC, as Servicing Function Participant
33.11 Wells Fargo Bank, National Association, as Primary Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.1)
33.12 CWCapital Asset Management LLC, as Special Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.3)
33.13 Wilmington Trust, National Association, as Trustee of the Walmart Shadow Anchored Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.14 Wells Fargo Bank, National Association, as Certificate Administrator of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.6)
33.15 Wells Fargo Bank, National Association, as Custodian of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.7)
33.16 Pentalpha Surveillance LLC, as Operating Advisor of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.8)
33.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.9)
33.18 National Tax Search, LLC, as Servicing Function Participant of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.10)
33.19 Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.1)
33.20 CWCapital Asset Management LLC, as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.3)
33.21 Wilmington Trust, National Association, as Trustee of the Marriott Hilton Head Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)
33.22 Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.6)
33.23 Wells Fargo Bank, National Association, as Custodian of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.7)
33.24 Pentalpha Surveillance LLC, as Operating Advisor of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.8)
33.25 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.9)
33.26 National Tax Search, LLC, as Servicing Function Participant of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.10)
33.27 Wells Fargo Bank, National Association, as Primary Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.1)
33.28 CWCapital Asset Management LLC, as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.3)
33.29 Wilmington Trust, National Association, as Trustee of the Aspen at Norman Student Housing Mortgage Loan (Omitted. See Explanatory Notes.)
33.30 Wells Fargo Bank, National Association, as Certificate Administrator of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.6)
33.31 Wells Fargo Bank, National Association, as Custodian of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.7)
33.32 Pentalpha Surveillance LLC, as Operating Advisor of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.8)
33.33 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.9)
33.34 National Tax Search, LLC, as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.10)
33.35 Wells Fargo Bank, National Association, as Primary Servicer of the Rio West Business Park Mortgage Loan (see Exhibit 33.1)
33.36 CWCapital Asset Management LLC, as Special Servicer of the Rio West Business Park Mortgage Loan (see Exhibit 33.3)
33.37 Wilmington Trust, National Association, as Trustee of the Rio West Business Park Mortgage Loan (Omitted. See Explanatory Notes.)
33.38 Wells Fargo Bank, National Association, as Certificate Administrator of the Rio West Business Park Mortgage Loan (see Exhibit 33.6)
33.39 Wells Fargo Bank, National Association, as Custodian of the Rio West Business Park Mortgage Loan (see Exhibit 33.7)
33.40 Pentalpha Surveillance LLC, as Operating Advisor of the Rio West Business Park Mortgage Loan (see Exhibit 33.8)
33.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Rio West Business Park Mortgage Loan (see Exhibit 33.9)
33.42 National Tax Search, LLC, as Servicing Function Participant of the Rio West Business Park Mortgage Loan (see Exhibit 33.10)
33.43 Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 33.1)
33.44 Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 33.1)
33.45 Wilmington Trust, National Association, as Trustee of the 9 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.46 Wells Fargo Bank, National Association, as Certificate Administrator of the 9 West 57th Street Mortgage Loan (see Exhibit 33.6)
33.47 Wells Fargo Bank, National Association, as Custodian of the 9 West 57th Street Mortgage Loan (see Exhibit 33.7)
33.48 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 33.9)
33.49 National Tax Search, LLC, as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 33.10)
33.50 Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 33.1)
33.51 Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)
33.52 Wilmington Trust, National Association, as Trustee of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)
33.53 Wells Fargo Bank, National Association, as Certificate Administrator of the Gurnee Mills Mortgage Loan (see Exhibit 33.6)
33.54 Wells Fargo Bank, National Association, as Custodian of the Gurnee Mills Mortgage Loan (see Exhibit 33.7)
33.55 Park Bridge Lender Services LLC, as Operating Advisor of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)
33.56 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 33.9)
33.57 National Tax Search, LLC, as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 33.10)
33.58 Wells Fargo Bank, National Association, as Primary Servicer of the 101 Hudson Street Mortgage Loan (see Exhibit 33.1)
33.59 C-III Asset Management LLC, as Special Servicer of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.60 Wilmington Trust, National Association, as Trustee of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.61 Wells Fargo Bank, National Association, as Certificate Administrator of the 101 Hudson Street Mortgage Loan (see Exhibit 33.6)
33.62 Wells Fargo Bank, National Association, as Custodian of the 101 Hudson Street Mortgage Loan (see Exhibit 33.7)
33.63 Park Bridge Lender Services LLC, as Operating Advisor of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.64 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 33.9)
33.65 National Tax Search, LLC, as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 33.10)
33.66 Wells Fargo Bank, National Association, as Primary Servicer of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.1)
33.67 LNR Partners, LLC, as Special Servicer of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.68 Wilmington Trust, National Association, as Trustee of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.69 Wells Fargo Bank, National Association, as Certificate Administrator of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.6)
33.70 Wells Fargo Bank, National Association, as Custodian of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.7)
33.71 TriMont Real Estate Advisors, LLC, as Operating Advisor of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.72 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.9)
33.73 National Tax Search, LLC, as Servicing Function Participant of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.10)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 National Cooperative Bank, N.A., as NCB Master Servicer
34.3 CWCapital Asset Management LLC, as Special Servicer
34.4 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.2)
34.5 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.6 Wells Fargo Bank, National Association, as Certificate Administrator
34.7 Wells Fargo Bank, National Association, as Custodian
34.8 Pentalpha Surveillance LLC, as Operating Advisor
34.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.10 National Tax Search, LLC, as Servicing Function Participant
34.11 Wells Fargo Bank, National Association, as Primary Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.1)
34.12 CWCapital Asset Management LLC, as Special Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.3)
34.13 Wilmington Trust, National Association, as Trustee of the Walmart Shadow Anchored Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.14 Wells Fargo Bank, National Association, as Certificate Administrator of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.6)
34.15 Wells Fargo Bank, National Association, as Custodian of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.7)
34.16 Pentalpha Surveillance LLC, as Operating Advisor of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.8)
34.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.9)
34.18 National Tax Search, LLC, as Servicing Function Participant of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.10)
34.19 Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.1)
34.20 CWCapital Asset Management LLC, as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.3)
34.21 Wilmington Trust, National Association, as Trustee of the Marriott Hilton Head Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)
34.22 Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.6)
34.23 Wells Fargo Bank, National Association, as Custodian of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.7)
34.24 Pentalpha Surveillance LLC, as Operating Advisor of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.8)
34.25 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.9)
34.26 National Tax Search, LLC, as Servicing Function Participant of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.10)
34.27 Wells Fargo Bank, National Association, as Primary Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.1)
34.28 CWCapital Asset Management LLC, as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.3)
34.29 Wilmington Trust, National Association, as Trustee of the Aspen at Norman Student Housing Mortgage Loan (Omitted. See Explanatory Notes.)
34.30 Wells Fargo Bank, National Association, as Certificate Administrator of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.6)
34.31 Wells Fargo Bank, National Association, as Custodian of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.7)
34.32 Pentalpha Surveillance LLC, as Operating Advisor of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.8)
34.33 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.9)
34.34 National Tax Search, LLC, as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.10)
34.35 Wells Fargo Bank, National Association, as Primary Servicer of the Rio West Business Park Mortgage Loan (see Exhibit 34.1)
34.36 CWCapital Asset Management LLC, as Special Servicer of the Rio West Business Park Mortgage Loan (see Exhibit 34.3)
34.37 Wilmington Trust, National Association, as Trustee of the Rio West Business Park Mortgage Loan (Omitted. See Explanatory Notes.)
34.38 Wells Fargo Bank, National Association, as Certificate Administrator of the Rio West Business Park Mortgage Loan (see Exhibit 34.6)
34.39 Wells Fargo Bank, National Association, as Custodian of the Rio West Business Park Mortgage Loan (see Exhibit 34.7)
34.40 Pentalpha Surveillance LLC, as Operating Advisor of the Rio West Business Park Mortgage Loan (see Exhibit 34.8)
34.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Rio West Business Park Mortgage Loan (see Exhibit 34.9)
34.42 National Tax Search, LLC, as Servicing Function Participant of the Rio West Business Park Mortgage Loan (see Exhibit 34.10)
34.43 Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 34.1)
34.44 Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 34.1)
34.45 Wilmington Trust, National Association, as Trustee of the 9 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.46 Wells Fargo Bank, National Association, as Certificate Administrator of the 9 West 57th Street Mortgage Loan (see Exhibit 34.6)
34.47 Wells Fargo Bank, National Association, as Custodian of the 9 West 57th Street Mortgage Loan (see Exhibit 34.7)
34.48 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 34.9)
34.49 National Tax Search, LLC, as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 34.10)
34.50 Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 34.1)
34.51 Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)
34.52 Wilmington Trust, National Association, as Trustee of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)
34.53 Wells Fargo Bank, National Association, as Certificate Administrator of the Gurnee Mills Mortgage Loan (see Exhibit 34.6)
34.54 Wells Fargo Bank, National Association, as Custodian of the Gurnee Mills Mortgage Loan (see Exhibit 34.7)
34.55 Park Bridge Lender Services LLC, as Operating Advisor of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)
34.56 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 34.9)
34.57 National Tax Search, LLC, as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 34.10)
34.58 Wells Fargo Bank, National Association, as Primary Servicer of the 101 Hudson Street Mortgage Loan (see Exhibit 34.1)
34.59 C-III Asset Management LLC, as Special Servicer of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.60 Wilmington Trust, National Association, as Trustee of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.61 Wells Fargo Bank, National Association, as Certificate Administrator of the 101 Hudson Street Mortgage Loan (see Exhibit 34.6)
34.62 Wells Fargo Bank, National Association, as Custodian of the 101 Hudson Street Mortgage Loan (see Exhibit 34.7)
34.63 Park Bridge Lender Services LLC, as Operating Advisor of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.64 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 34.9)
34.65 National Tax Search, LLC, as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 34.10)
34.66 Wells Fargo Bank, National Association, as Primary Servicer of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.1)
34.67 LNR Partners, LLC, as Special Servicer of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.68 Wilmington Trust, National Association, as Trustee of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.69 Wells Fargo Bank, National Association, as Certificate Administrator of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.6)
34.70 Wells Fargo Bank, National Association, as Custodian of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.7)
34.71 TriMont Real Estate Advisors, LLC, as Operating Advisor of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.72 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.9)
34.73 National Tax Search, LLC, as Servicing Function Participant of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.10)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 National Cooperative Bank, N.A., as NCB Master Servicer
35.3 CWCapital Asset Management LLC, as Special Servicer
35.4 National Cooperative Bank, N.A., as NCB Special Servicer
35.5 Wells Fargo Bank, National Association, as Certificate Administrator
35.6 Wells Fargo Bank, National Association, as Primary Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 35.1)
35.7 CWCapital Asset Management LLC, as Special Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 35.3)
35.8 Wells Fargo Bank, National Association, as Certificate Administrator of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 35.5)
35.9 Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 35.1)
35.10 CWCapital Asset Management LLC, as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 35.3)
35.11 Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 35.5)
35.12 Wells Fargo Bank, National Association, as Primary Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 35.1)
35.13 CWCapital Asset Management LLC, as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 35.3)
35.14 Wells Fargo Bank, National Association, as Certificate Administrator of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 35.5)
35.15 Wells Fargo Bank, National Association, as Primary Servicer of the Rio West Business Park Mortgage Loan (see Exhibit 35.1)
35.16 CWCapital Asset Management LLC, as Special Servicer of the Rio West Business Park Mortgage Loan (see Exhibit 35.3)
35.17 Wells Fargo Bank, National Association, as Certificate Administrator of the Rio West Business Park Mortgage Loan (see Exhibit 35.5)
35.18 Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan
35.19 Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan
35.20 Wells Fargo Bank, National Association, as Certificate Administrator of the 9 West 57th Street Mortgage Loan
35.21 Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan
35.22 Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)
35.23 Wells Fargo Bank, National Association, as Certificate Administrator of the Gurnee Mills Mortgage Loan
35.24 Wells Fargo Bank, National Association, as Primary Servicer of the 101 Hudson Street Mortgage Loan
35.25 C-III Asset Management LLC, as Special Servicer of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)
35.26 Wells Fargo Bank, National Association, as Certificate Administrator of the 101 Hudson Street Mortgage Loan
35.27 Wells Fargo Bank, National Association, as Primary Servicer of the Redwood MHC Portfolio Mortgage Loan
35.28 LNR Partners, LLC, as Special Servicer of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.29 Wells Fargo Bank, National Association, as Certificate Administrator of the Redwood MHC Portfolio Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of November 22, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of November 22, 2016, among Wells Fargo Commercial Mortgage Securities, Inc., Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP, Series REIT of Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of November 22, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and Rialto Mortgage Finance, LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of November 22, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and National Cooperative Bank, N.A. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wells Fargo Commercial Mortgage Securities, Inc.

(Depositor)

/s/ Anthony Sfarra

Anthony Sfarra, President

(senior officer in charge of securitization of the depositor)

Date:  March 27, 2017

Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of December 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, CWCapital Asset Management LLC, as General Special Servicer, National Association, as General Special Servicer, National Cooperative Bank, N.A. as NCB Master Servicer and NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.2 Trust and Servicing Agreement, dated as of September 26, 2016, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer and Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of November 1, 2016, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.4 Pooling and Servicing Agreement, dated as of November 1, 2016, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.5 Pooling and Servicing Agreement, dated as of December 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and TriMont Real Estate Advisors, LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to Wells Fargo Commercial Mortgage Securities, Inc.’s Current Report on Form 8-K filed on February 7, 2017 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.6 Co-Lender Agreement, dated as of November 8, 2016, by and among Ladder Capital Finance I LLC for itself to the extent of its interest, and on behalf of Series TRS of Ladder Capital Finance I LLC, and Series TRS Of Ladder Capital Finance I LLC, as Note A-1 Holder and Note A-2 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.7 Co-Lender Agreement, dated as of October 3, 2016, by and among Rialto Mortgage Finance, LLC, as Note A-1 Holder, Citigroup Global Markets Realty Corp., as Note A-2A Holder, Note A-2B Holder, Note A-3A Holder and Note A-3B Holder and Rialto Mortgage Finance, LLC, as Note A-4 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.8 Co-Lender Agreement, dated as of September 29, 2016, by and among Ladder Capital Finance I LLC, as Note A-1 Holder and Note A-2 (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.9 Agreement Between Note Holders, dated as of November 30, 2016, by and among Wells Fargo Bank, National Association, as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.10 Co-Lender Agreement, dated as of September 26, 2016, by and among JPMorgan Chase Bank, National Association, as Initial Note A Holder and Initial Note B Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.11 Agreement Between Note Holders, dated as of November 3, 2016, by and among Column Financial, Inc. as Initial Note A-1A Holder and Initial Note A-1B Holder, Wells Fargo Bank, National Association, as Initial Note A-2A Holder and Initial Note A-2B Holder and Regions Bank, as Initial Note A-3 Holder and Initial Note A-4 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.12 Agreement Between Note Holders, dated as of November 3, 2016, by and among Wells Fargo Bank, National Association, as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder and Initial Note A-2 Holder, Bank of America, N.A., as Initial Note A-3 Holder and Initial Note A-4 Holder and Barclays Bank PLC, as Initial Note A-5 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.13 Co-Lender Agreement, dated as of November 22, 2016, by and among Ladder Capital Finance I LLC for itself to the extent of its interest, and on behalf of Series TRS of Ladder Capital Finance I LLC, and Series TRS Of Ladder Capital Finance I LLC, as Note A-1 Holder, Note A-2 Holder and Note A-3 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 National Cooperative Bank, N.A., as NCB Master Servicer
33.3 CWCapital Asset Management LLC, as Special Servicer
33.4 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.2)
33.5 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.6 Wells Fargo Bank, National Association, as Certificate Administrator
33.7 Wells Fargo Bank, National Association, as Custodian
33.8 Pentalpha Surveillance LLC, as Operating Advisor
33.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.10 National Tax Search, LLC, as Servicing Function Participant
33.11 Wells Fargo Bank, National Association, as Primary Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.1)
33.12 CWCapital Asset Management LLC, as Special Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.3)
33.13 Wilmington Trust, National Association, as Trustee of the Walmart Shadow Anchored Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.14 Wells Fargo Bank, National Association, as Certificate Administrator of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.6)
33.15 Wells Fargo Bank, National Association, as Custodian of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.7)
33.16 Pentalpha Surveillance LLC, as Operating Advisor of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.8)
33.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.9)
33.18 National Tax Search, LLC, as Servicing Function Participant of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.10)
33.19 Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.1)
33.20 CWCapital Asset Management LLC, as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.3)
33.21 Wilmington Trust, National Association, as Trustee of the Marriott Hilton Head Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)
33.22 Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.6)
33.23 Wells Fargo Bank, National Association, as Custodian of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.7)
33.24 Pentalpha Surveillance LLC, as Operating Advisor of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.8)
33.25 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.9)
33.26 National Tax Search, LLC, as Servicing Function Participant of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.10)
33.27 Wells Fargo Bank, National Association, as Primary Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.1)
33.28 CWCapital Asset Management LLC, as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.3)
33.29 Wilmington Trust, National Association, as Trustee of the Aspen at Norman Student Housing Mortgage Loan (Omitted. See Explanatory Notes.)
33.30 Wells Fargo Bank, National Association, as Certificate Administrator of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.6)
33.31 Wells Fargo Bank, National Association, as Custodian of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.7)
33.32 Pentalpha Surveillance LLC, as Operating Advisor of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.8)
33.33 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.9)
33.34 National Tax Search, LLC, as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.10)
33.35 Wells Fargo Bank, National Association, as Primary Servicer of the Rio West Business Park Mortgage Loan (see Exhibit 33.1)
33.36 CWCapital Asset Management LLC, as Special Servicer of the Rio West Business Park Mortgage Loan (see Exhibit 33.3)
33.37 Wilmington Trust, National Association, as Trustee of the Rio West Business Park Mortgage Loan (Omitted. See Explanatory Notes.)
33.38 Wells Fargo Bank, National Association, as Certificate Administrator of the Rio West Business Park Mortgage Loan (see Exhibit 33.6)
33.39 Wells Fargo Bank, National Association, as Custodian of the Rio West Business Park Mortgage Loan (see Exhibit 33.7)
33.40 Pentalpha Surveillance LLC, as Operating Advisor of the Rio West Business Park Mortgage Loan (see Exhibit 33.8)
33.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Rio West Business Park Mortgage Loan (see Exhibit 33.9)
33.42 National Tax Search, LLC, as Servicing Function Participant of the Rio West Business Park Mortgage Loan (see Exhibit 33.10)
33.43 Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 33.1)
33.44 Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 33.1)
33.45 Wilmington Trust, National Association, as Trustee of the 9 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.46 Wells Fargo Bank, National Association, as Certificate Administrator of the 9 West 57th Street Mortgage Loan (see Exhibit 33.6)
33.47 Wells Fargo Bank, National Association, as Custodian of the 9 West 57th Street Mortgage Loan (see Exhibit 33.7)
33.48 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 33.9)
33.49 National Tax Search, LLC, as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 33.10)
33.50 Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 33.1)
33.51 Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)
33.52 Wilmington Trust, National Association, as Trustee of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)
33.53 Wells Fargo Bank, National Association, as Certificate Administrator of the Gurnee Mills Mortgage Loan (see Exhibit 33.6)
33.54 Wells Fargo Bank, National Association, as Custodian of the Gurnee Mills Mortgage Loan (see Exhibit 33.7)
33.55 Park Bridge Lender Services LLC, as Operating Advisor of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)
33.56 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 33.9)
33.57 National Tax Search, LLC, as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 33.10)
33.58 Wells Fargo Bank, National Association, as Primary Servicer of the 101 Hudson Street Mortgage Loan (see Exhibit 33.1)
33.59 C-III Asset Management LLC, as Special Servicer of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.60 Wilmington Trust, National Association, as Trustee of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.61 Wells Fargo Bank, National Association, as Certificate Administrator of the 101 Hudson Street Mortgage Loan (see Exhibit 33.6)
33.62 Wells Fargo Bank, National Association, as Custodian of the 101 Hudson Street Mortgage Loan (see Exhibit 33.7)
33.63 Park Bridge Lender Services LLC, as Operating Advisor of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.64 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 33.9)
33.65 National Tax Search, LLC, as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 33.10)
33.66 Wells Fargo Bank, National Association, as Primary Servicer of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.1)
33.67 LNR Partners, LLC, as Special Servicer of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.68 Wilmington Trust, National Association, as Trustee of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.69 Wells Fargo Bank, National Association, as Certificate Administrator of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.6)
33.70 Wells Fargo Bank, National Association, as Custodian of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.7)
33.71 TriMont Real Estate Advisors, LLC, as Operating Advisor of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.72 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.9)
33.73 National Tax Search, LLC, as Servicing Function Participant of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.10)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 National Cooperative Bank, N.A., as NCB Master Servicer
34.3 CWCapital Asset Management LLC, as Special Servicer
34.4 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.2)
34.5 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.6 Wells Fargo Bank, National Association, as Certificate Administrator
34.7 Wells Fargo Bank, National Association, as Custodian
34.8 Pentalpha Surveillance LLC, as Operating Advisor
34.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.10 National Tax Search, LLC, as Servicing Function Participant
34.11 Wells Fargo Bank, National Association, as Primary Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.1)
34.12 CWCapital Asset Management LLC, as Special Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.3)
34.13 Wilmington Trust, National Association, as Trustee of the Walmart Shadow Anchored Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.14 Wells Fargo Bank, National Association, as Certificate Administrator of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.6)
34.15 Wells Fargo Bank, National Association, as Custodian of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.7)
34.16 Pentalpha Surveillance LLC, as Operating Advisor of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.8)
34.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.9)
34.18 National Tax Search, LLC, as Servicing Function Participant of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.10)
34.19 Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.1)
34.20 CWCapital Asset Management LLC, as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.3)
34.21 Wilmington Trust, National Association, as Trustee of the Marriott Hilton Head Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)
34.22 Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.6)
34.23 Wells Fargo Bank, National Association, as Custodian of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.7)
34.24 Pentalpha Surveillance LLC, as Operating Advisor of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.8)
34.25 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.9)
34.26 National Tax Search, LLC, as Servicing Function Participant of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.10)
34.27 Wells Fargo Bank, National Association, as Primary Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.1)
34.28 CWCapital Asset Management LLC, as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.3)
34.29 Wilmington Trust, National Association, as Trustee of the Aspen at Norman Student Housing Mortgage Loan (Omitted. See Explanatory Notes.)
34.30 Wells Fargo Bank, National Association, as Certificate Administrator of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.6)
34.31 Wells Fargo Bank, National Association, as Custodian of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.7)
34.32 Pentalpha Surveillance LLC, as Operating Advisor of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.8)
34.33 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.9)
34.34 National Tax Search, LLC, as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.10)
34.35 Wells Fargo Bank, National Association, as Primary Servicer of the Rio West Business Park Mortgage Loan (see Exhibit 34.1)
34.36 CWCapital Asset Management LLC, as Special Servicer of the Rio West Business Park Mortgage Loan (see Exhibit 34.3)
34.37 Wilmington Trust, National Association, as Trustee of the Rio West Business Park Mortgage Loan (Omitted. See Explanatory Notes.)
34.38 Wells Fargo Bank, National Association, as Certificate Administrator of the Rio West Business Park Mortgage Loan (see Exhibit 34.6)
34.39 Wells Fargo Bank, National Association, as Custodian of the Rio West Business Park Mortgage Loan (see Exhibit 34.7)
34.40 Pentalpha Surveillance LLC, as Operating Advisor of the Rio West Business Park Mortgage Loan (see Exhibit 34.8)
34.41 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Rio West Business Park Mortgage Loan (see Exhibit 34.9)
34.42 National Tax Search, LLC, as Servicing Function Participant of the Rio West Business Park Mortgage Loan (see Exhibit 34.10)
34.43 Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 34.1)
34.44 Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 34.1)
34.45 Wilmington Trust, National Association, as Trustee of the 9 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.46 Wells Fargo Bank, National Association, as Certificate Administrator of the 9 West 57th Street Mortgage Loan (see Exhibit 34.6)
34.47 Wells Fargo Bank, National Association, as Custodian of the 9 West 57th Street Mortgage Loan (see Exhibit 34.7)
34.48 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 34.9)
34.49 National Tax Search, LLC, as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 34.10)
34.50 Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 34.1)
34.51 Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)
34.52 Wilmington Trust, National Association, as Trustee of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)
34.53 Wells Fargo Bank, National Association, as Certificate Administrator of the Gurnee Mills Mortgage Loan (see Exhibit 34.6)
34.54 Wells Fargo Bank, National Association, as Custodian of the Gurnee Mills Mortgage Loan (see Exhibit 34.7)
34.55 Park Bridge Lender Services LLC, as Operating Advisor of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)
34.56 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 34.9)
34.57 National Tax Search, LLC, as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 34.10)
34.58 Wells Fargo Bank, National Association, as Primary Servicer of the 101 Hudson Street Mortgage Loan (see Exhibit 34.1)
34.59 C-III Asset Management LLC, as Special Servicer of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.60 Wilmington Trust, National Association, as Trustee of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.61 Wells Fargo Bank, National Association, as Certificate Administrator of the 101 Hudson Street Mortgage Loan (see Exhibit 34.6)
34.62 Wells Fargo Bank, National Association, as Custodian of the 101 Hudson Street Mortgage Loan (see Exhibit 34.7)
34.63 Park Bridge Lender Services LLC, as Operating Advisor of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.64 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 34.9)
34.65 National Tax Search, LLC, as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 34.10)
34.66 Wells Fargo Bank, National Association, as Primary Servicer of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.1)
34.67 LNR Partners, LLC, as Special Servicer of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.68 Wilmington Trust, National Association, as Trustee of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.69 Wells Fargo Bank, National Association, as Certificate Administrator of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.6)
34.70 Wells Fargo Bank, National Association, as Custodian of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.7)
34.71 TriMont Real Estate Advisors, LLC, as Operating Advisor of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.72 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.9)
34.73 National Tax Search, LLC, as Servicing Function Participant of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.10)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 National Cooperative Bank, N.A., as NCB Master Servicer
35.3 CWCapital Asset Management LLC, as Special Servicer
35.4 National Cooperative Bank, N.A., as NCB Special Servicer
35.5 Wells Fargo Bank, National Association, as Certificate Administrator
35.6 Wells Fargo Bank, National Association, as Primary Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 35.1)
35.7 CWCapital Asset Management LLC, as Special Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 35.3)
35.8 Wells Fargo Bank, National Association, as Certificate Administrator of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 35.5)
35.9 Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 35.1)
35.10 CWCapital Asset Management LLC, as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 35.3)
35.11 Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 35.5)
35.12 Wells Fargo Bank, National Association, as Primary Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 35.1)
35.13 CWCapital Asset Management LLC, as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 35.3)
35.14 Wells Fargo Bank, National Association, as Certificate Administrator of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 35.5)
35.15 Wells Fargo Bank, National Association, as Primary Servicer of the Rio West Business Park Mortgage Loan (see Exhibit 35.1)
35.16 CWCapital Asset Management LLC, as Special Servicer of the Rio West Business Park Mortgage Loan (see Exhibit 35.3)
35.17 Wells Fargo Bank, National Association, as Certificate Administrator of the Rio West Business Park Mortgage Loan (see Exhibit 35.5)
35.18 Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan
35.19 Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan
35.20 Wells Fargo Bank, National Association, as Certificate Administrator of the 9 West 57th Street Mortgage Loan
35.21 Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan
35.22 Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)
35.23 Wells Fargo Bank, National Association, as Certificate Administrator of the Gurnee Mills Mortgage Loan
35.24 Wells Fargo Bank, National Association, as Primary Servicer of the 101 Hudson Street Mortgage Loan
35.25 C-III Asset Management LLC, as Special Servicer of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)
35.26 Wells Fargo Bank, National Association, as Certificate Administrator of the 101 Hudson Street Mortgage Loan
35.27 Wells Fargo Bank, National Association, as Primary Servicer of the Redwood MHC Portfolio Mortgage Loan
35.28 LNR Partners, LLC, as Special Servicer of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.29 Wells Fargo Bank, National Association, as Certificate Administrator of the Redwood MHC Portfolio Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of November 22, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of November 22, 2016, among Wells Fargo Commercial Mortgage Securities, Inc., Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP, Series REIT of Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of November 22, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and Rialto Mortgage Finance, LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of November 22, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and National Cooperative Bank, N.A. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein)