Form 10-K
period 2017-12-31
Wells Fargo Commercial Mortgage Trust 2016-LC25
filed 2018-03-20
CIK 1688451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Central Index Key Number of the sponsor: 0001577313

National Cooperative Bank, N.A.

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4014779 38-4014780 38-7170489 (I.R.S. Employer Identification Numbers)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

Not applicable.

EXPLANATORY NOTES

The Walmart Shadow Anchored Portfolio Mortgage Loan, the Marriott Hilton Head Resort & Spa Mortgage Loan and the Aspen at Norman Student Housing Mortgage Loan, which constituted approximately 5.2%, 4.5% and 2.3%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Walmart Shadow Anchored Portfolio Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the Marriott Hilton Head Resort & Spa Mortgage Loan which is an asset of the issuing entity and five other pari passu loans, which are not assets of the issuing entity and (c) with respect to the Aspen at Norman Student Housing Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Walmart Shadow Anchored Portfolio Mortgage Loan, the Marriott Hilton Head Resort & Spa Mortgage Loan and the Aspen at Norman Student Housing Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Rio West Business Park Mortgage Loan, which constituted approximately 2.1% of the asset pool of the issuing entity as of its cut-off date.  The Rio West Business Park Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Rio West Business Park Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.  This loan combination, including the Rio West Business Park Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Rio West Business Park loan combination in the Bank of America Merrill Lynch Commercial Mortgage Trust 2017-BNK3 transaction, Commission File Number 333-206847-05 (the “BACM 2017-BNK3 Transaction”).  After the closing of the BACM 2017-BNK3 Transaction on February 16, 2017, this loan combination, including the Rio West Business Park Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BACM 2017-BNK3 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the BACM 2017-BNK3 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the BACM 2017-BNK3 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer, special servicer and certificate administrator of the 9 West 57th Street Mortgage Loan and the primary servicer and certificate administrator of the Gurnee Mills Mortgage Loan, the 101 Hudson Street Mortgage Loan, the Redwood MHC Portfolio Mortgage Loan and the Rio West Business Park Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 9 West 57th Street Mortgage Loan, the Gurnee Mills Mortgage Loan, the 101 Hudson Street Mortgage Loan, the Redwood MHC Portfolio Mortgage Loan and the Rio West Business Park Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor and Asset Representations Reviewer of the Gurnee Mills Mortgage Loan, the 101 Hudson Street Mortgage Loan and the Rio West Business Park Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the 9 West 57th Street Mortgage Loan, the Gurnee Mills Mortgage Loan, the 101 Hudson Street Mortgage Loan,  the Redwood MHC Portfolio Mortgage Loan and the Rio West Business Park Mortgage Loan. Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the JPMCC 2016-NINE Transaction, the pooling and servicing agreement for the CSAIL 2016-C7 Transaction, the pooling and servicing agreement for the MSC 2016-BNK2 Transaction, the pooling and servicing agreement for the WFCM 2016-C37 Transaction and the pooling and servicing agreement for the BACM 2017-BNK3 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the 9 West 57th Street Mortgage Loan, the Gurnee Mills Mortgage Loan, the 101 Hudson Street Mortgage Loan, the Redwood MHC Portfolio Mortgage Loan and the Rio West Business Park Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which National Cooperative Bank, N.A. is the master servicer) and the primary servicer of the 9 West 57th Street Mortgage Loan, the Gurnee Mills Mortgage Loan, the 101 Hudson Street Mortgage Loan, the Redwood MHC Portfolio Mortgage Loan and the Rio West Business Park Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combination that includes (i) the Redwood MHC Portfolio Mortgage Loan, the Gurnee Mills Mortgage Loan, the 101 Hudson Street Mortgage Loan and the Rio West Business Park Mortgage Loan,  the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of LNR Partners, LLC, as special servicer and TriMont Real Estate Advisors, LLC, as operating advisor of the Redwood MHC Portfolio Mortgage Loan, Rialto Capital Advisors, LLC, as special servicer, C-III Asset Management LLC, as special servicer of the 101 Hudson Street Mortgage Loan and Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, of the Rio West Business Park Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the Redwood MHC Portfolio Mortgage Loan, the Gurnee Mills Mortgage Loan, the 101 Hudson Street Mortgage Loan and the Rio West Business Park Mortgage Loan,  the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of LNR Partners, LLC, as special servicer of the Redwood MHC Portfolio Mortgage Loan, Rialto Capital Advisors, LLC, as special servicer of the Gurnee Mills Mortgage Loan, C-III Asset Management LLC, as special servicer a of the 101 Hudson Street Mortgage Loan and Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, of the Rio West Business Park Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer and Wells Fargo Bank, National Association, as certificate administrator and as custodian:

On December 1, 2017, a complaint against CWCapital Asset Management LLC (“CWCAM”) and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463. The gravamen of the complaint alleges breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr Ltd. In total, there are fourteen (14) counts pled in the complaint. Of those 14, five (5) claims are asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion, and unjust enrichment. CWCAM denies the claims and intends to vigorously defend itself against these claims.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Rio West Business Park Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BACM 2017-BNK3 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the BACM 2017-BNK3 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BACM 2017-BNK3 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of December 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, CWCapital Asset Management LLC, as General Special Servicer, National Cooperative Bank, N.A. as NCB Master Servicer and NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

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

4.5           Pooling and Servicing Agreement, dated as of December 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and TriMont Real Estate Advisors, LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 7, 2017 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of February 1, 2017, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on January 5, 2018 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.7           Co-Lender Agreement, dated as of November 8, 2016, by and among Ladder Capital Finance I LLC for itself to the extent of its interest, and on behalf of Series TRS of Ladder Capital Finance I LLC, and Series TRS Of Ladder Capital Finance I LLC, as Note A-1 Holder and Note A-2 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of October 3, 2016, by and among Rialto Mortgage Finance, LLC, as Note A-1 Holder, Citigroup Global Markets Realty Corp., as Note A-2A Holder, Note A-2B Holder, Note A-3A Holder and Note A-3B Holder and Rialto Mortgage Finance, LLC, as Note A-4 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of September 29, 2016, by and among Ladder Capital Finance I LLC, as Note A-1 Holder and Note A-2 (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of November 30, 2016, by and among Wells Fargo Bank, National Association, as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of September 26, 2016, by and among JPMorgan Chase Bank, National Association, as Initial Note A Holder and Initial Note B Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

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

4.13         Agreement Between Note Holders, dated as of November 3, 2016, by and among Wells Fargo Bank, National Association, as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder and Initial Note A-2 Holder, Bank of America, N.A., as Initial Note A-3 Holder and Initial Note A-4 Holder and Barclays Bank PLC, as Initial Note A-5 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of November 22, 2016, by and among Ladder Capital Finance I LLC for itself to the extent of its interest, and on behalf of Series TRS of Ladder Capital Finance I LLC, and Series TRS Of Ladder Capital Finance I LLC, as Note A-1 Holder, Note A-2 Holder and Note A-3 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11and incorporated by reference herein).

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

33.34       National Tax Search, LLC, as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.10)

33.35       Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 33.1)

33.36       Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 33.1)

33.37       Wilmington Trust, National Association, as Trustee of the 9 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Wells Fargo Bank, National Association, as Certificate Administrator of the 9 West 57th Street Mortgage Loan (see Exhibit 33.6)

33.39       Wells Fargo Bank, National Association, as Custodian of the 9 West 57th Street Mortgage Loan (see Exhibit 33.7)

33.40       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 33.9)

33.41       National Tax Search, LLC, as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 33.10)

33.42       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 33.1)

33.43       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wilmington Trust, National Association, as Trustee of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Certificate Administrator of the Gurnee Mills Mortgage Loan (see Exhibit 33.6)

33.46       Wells Fargo Bank, National Association, as Custodian of the Gurnee Mills Mortgage Loan (see Exhibit 33.7)

33.47       Park Bridge Lender Services LLC, as Operating Advisor of the Gurnee Mills Mortgage Loan

33.48       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 33.9)

33.49       National Tax Search, LLC, as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 33.10)

33.50       Wells Fargo Bank, National Association, as Primary Servicer of the 101 Hudson Street Mortgage Loan (see Exhibit 33.1)

33.51       C-III Asset Management LLC, as Special Servicer of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wilmington Trust, National Association, as Trustee of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Wells Fargo Bank, National Association, as Certificate Administrator of the 101 Hudson Street Mortgage Loan (see Exhibit 33.6)

33.54       Wells Fargo Bank, National Association, as Custodian of the 101 Hudson Street Mortgage Loan (see Exhibit 33.7)

33.55       Park Bridge Lender Services LLC, as Operating Advisor of the 101 Hudson Street Mortgage Loan (see Exhibit 33.47)

33.56       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 33.9)

33.57       National Tax Search, LLC, as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 33.10)

33.58       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.1)

33.59       LNR Partners, LLC, as Special Servicer of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wilmington Trust, National Association, as Trustee of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Certificate Administrator of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.6)

33.62       Wells Fargo Bank, National Association, as Custodian of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.7)

33.63       TriMont Real Estate Advisors, LLC, as Operating Advisor of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.9)

33.65       National Tax Search, LLC, as Servicing Function Participant of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.10)

33.66       Wells Fargo Bank, National Association, as Primary Servicer of the Rio West Business Park Mortgage Loan (see Exhibit 33.1)

33.67       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Rio West Business Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Wilmington Trust, National Association, as Trustee of the Rio West Business Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.69       Wells Fargo Bank, National Association, as Certificate Administrator of the Rio West Business Park Mortgage Loan (see Exhibit 33.6)

33.70       Wells Fargo Bank, National Association, as Custodian of the Rio West Business Park Mortgage Loan (see Exhibit 33.7)

33.71       Park Bridge Lender Services LLC, as Operating Advisor of the Rio West Business Park Mortgage Loan (see Exhibit 33.47)

33.72       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Rio West Business Park Mortgage Loan (see Exhibit 33.9)

33.73       National Tax Search, LLC, as Servicing Function Participant of the Rio West Business Park Mortgage Loan (see Exhibit 33.10)

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

34.34       National Tax Search, LLC, as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.10)

34.35       Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 34.1)

34.36       Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 34.1)

34.37       Wilmington Trust, National Association, as Trustee of the 9 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Certificate Administrator of the 9 West 57th Street Mortgage Loan (see Exhibit 34.6)

34.39       Wells Fargo Bank, National Association, as Custodian of the 9 West 57th Street Mortgage Loan (see Exhibit 34.7)

34.40       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 34.9)

34.41       National Tax Search, LLC, as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 34.10)

34.42       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 34.1)

34.43       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wilmington Trust, National Association, as Trustee of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Certificate Administrator of the Gurnee Mills Mortgage Loan (see Exhibit 34.6)

34.46       Wells Fargo Bank, National Association, as Custodian of the Gurnee Mills Mortgage Loan (see Exhibit 34.7)

34.47       Park Bridge Lender Services LLC, as Operating Advisor of the Gurnee Mills Mortgage Loan

34.48       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 34.9)

34.49       National Tax Search, LLC, as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 34.10)

34.50       Wells Fargo Bank, National Association, as Primary Servicer of the 101 Hudson Street Mortgage Loan (see Exhibit 34.1)

34.51       C-III Asset Management LLC, as Special Servicer of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wilmington Trust, National Association, as Trustee of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Wells Fargo Bank, National Association, as Certificate Administrator of the 101 Hudson Street Mortgage Loan (see Exhibit 34.6)

34.54       Wells Fargo Bank, National Association, as Custodian of the 101 Hudson Street Mortgage Loan (see Exhibit 34.7)

34.55       Park Bridge Lender Services LLC, as Operating Advisor of the 101 Hudson Street Mortgage Loan (see Exhibit 34.47)

34.56       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 34.9)

34.57       National Tax Search, LLC, as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 34.10)

34.58       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.1)

34.59       LNR Partners, LLC, as Special Servicer of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wilmington Trust, National Association, as Trustee of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Certificate Administrator of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.6)

34.62       Wells Fargo Bank, National Association, as Custodian of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.7)

34.63       TriMont Real Estate Advisors, LLC, as Operating Advisor of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.9)

34.65       National Tax Search, LLC, as Servicing Function Participant of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.10)

34.66       Wells Fargo Bank, National Association, as Primary Servicer of the Rio West Business Park Mortgage Loan (see Exhibit 34.1)

34.67       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Rio West Business Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Wilmington Trust, National Association, as Trustee of the Rio West Business Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.69       Wells Fargo Bank, National Association, as Certificate Administrator of the Rio West Business Park Mortgage Loan (see Exhibit 34.6)

34.70       Wells Fargo Bank, National Association, as Custodian of the Rio West Business Park Mortgage Loan (see Exhibit 34.7)

34.71       Park Bridge Lender Services LLC, as Operating Advisor of the Rio West Business Park Mortgage Loan (see Exhibit 34.47)

34.72       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Rio West Business Park Mortgage Loan (see Exhibit 34.9)

34.73       National Tax Search, LLC, as Servicing Function Participant of the Rio West Business Park Mortgage Loan (see Exhibit 34.10)

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

35.11       Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 35.5)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 35.1)

35.13       CWCapital Asset Management LLC, as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 35.3)

35.14       Wells Fargo Bank, National Association, as Certificate Administrator of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 35.5)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan

35.16       Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan

35.17       Wells Fargo Bank, National Association, as Certificate Administrator of the 9 West 57th Street Mortgage Loan (see Exhibit 35.5)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan

35.19       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Wells Fargo Bank, National Association, as Certificate Administrator of the Gurnee Mills Mortgage Loan (see Exhibit 35.5)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the 101 Hudson Street Mortgage Loan

35.22       C-III Asset Management LLC, as Special Servicer of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Wells Fargo Bank, National Association, as Certificate Administrator of the 101 Hudson Street Mortgage Loan (see Exhibit 35.5)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood MHC Portfolio Mortgage Loan

35.25       LNR Partners, LLC, as Special Servicer of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Wells Fargo Bank, National Association, as Certificate Administrator of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 35.5)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Rio West Business Park Mortgage Loan

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Rio West Business Park Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       Wells Fargo Bank, National Association, as Certificate Administrator of the Rio West Business Park Mortgage Loan (see Exhibit 35.5)

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
(Depositor)

/s/ Anthony Sfarra

Anthony Sfarra, President

(senior officer in charge of securitization of the depositor)

Date: March 19, 2018

Exhibit Index

Exhibit No.

4.1           Pooling and Servicing Agreement, dated as of December 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, CWCapital Asset Management LLC, as General Special Servicer, National Cooperative Bank, N.A. as NCB Master Servicer and NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

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

4.5           Pooling and Servicing Agreement, dated as of December 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and TriMont Real Estate Advisors, LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 7, 2017 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of February 1, 2017, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on January 5, 2018 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.7           Co-Lender Agreement, dated as of November 8, 2016, by and among Ladder Capital Finance I LLC for itself to the extent of its interest, and on behalf of Series TRS of Ladder Capital Finance I LLC, and Series TRS Of Ladder Capital Finance I LLC, as Note A-1 Holder and Note A-2 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of October 3, 2016, by and among Rialto Mortgage Finance, LLC, as Note A-1 Holder, Citigroup Global Markets Realty Corp., as Note A-2A Holder, Note A-2B Holder, Note A-3A Holder and Note A-3B Holder and Rialto Mortgage Finance, LLC, as Note A-4 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of September 29, 2016, by and among Ladder Capital Finance I LLC, as Note A-1 Holder and Note A-2 (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of November 30, 2016, by and among Wells Fargo Bank, National Association, as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of September 26, 2016, by and among JPMorgan Chase Bank, National Association, as Initial Note A Holder and Initial Note B Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

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

4.13         Agreement Between Note Holders, dated as of November 3, 2016, by and among Wells Fargo Bank, National Association, as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder and Initial Note A-2 Holder, Bank of America, N.A., as Initial Note A-3 Holder and Initial Note A-4 Holder and Barclays Bank PLC, as Initial Note A-5 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of November 22, 2016, by and among Ladder Capital Finance I LLC for itself to the extent of its interest, and on behalf of Series TRS of Ladder Capital Finance I LLC, and Series TRS Of Ladder Capital Finance I LLC, as Note A-1 Holder, Note A-2 Holder and Note A-3 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11and incorporated by reference herein).

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

33.34       National Tax Search, LLC, as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.10)

33.35       Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 33.1)

33.36       Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 33.1)

33.37       Wilmington Trust, National Association, as Trustee of the 9 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Wells Fargo Bank, National Association, as Certificate Administrator of the 9 West 57th Street Mortgage Loan (see Exhibit 33.6)

33.39       Wells Fargo Bank, National Association, as Custodian of the 9 West 57th Street Mortgage Loan (see Exhibit 33.7)

33.40       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 33.9)

33.41       National Tax Search, LLC, as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 33.10)

33.42       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 33.1)

33.43       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wilmington Trust, National Association, as Trustee of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Certificate Administrator of the Gurnee Mills Mortgage Loan (see Exhibit 33.6)

33.46       Wells Fargo Bank, National Association, as Custodian of the Gurnee Mills Mortgage Loan (see Exhibit 33.7)

33.47       Park Bridge Lender Services LLC, as Operating Advisor of the Gurnee Mills Mortgage Loan

33.48       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 33.9)

33.49       National Tax Search, LLC, as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 33.10)

33.50       Wells Fargo Bank, National Association, as Primary Servicer of the 101 Hudson Street Mortgage Loan (see Exhibit 33.1)

33.51       C-III Asset Management LLC, as Special Servicer of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wilmington Trust, National Association, as Trustee of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Wells Fargo Bank, National Association, as Certificate Administrator of the 101 Hudson Street Mortgage Loan (see Exhibit 33.6)

33.54       Wells Fargo Bank, National Association, as Custodian of the 101 Hudson Street Mortgage Loan (see Exhibit 33.7)

33.55       Park Bridge Lender Services LLC, as Operating Advisor of the 101 Hudson Street Mortgage Loan (see Exhibit 33.47)

33.56       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 33.9)

33.57       National Tax Search, LLC, as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 33.10)

33.58       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.1)

33.59       LNR Partners, LLC, as Special Servicer of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wilmington Trust, National Association, as Trustee of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Certificate Administrator of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.6)

33.62       Wells Fargo Bank, National Association, as Custodian of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.7)

33.63       TriMont Real Estate Advisors, LLC, as Operating Advisor of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.9)

33.65       National Tax Search, LLC, as Servicing Function Participant of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.10)

33.66       Wells Fargo Bank, National Association, as Primary Servicer of the Rio West Business Park Mortgage Loan (see Exhibit 33.1)

33.67       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Rio West Business Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Wilmington Trust, National Association, as Trustee of the Rio West Business Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.69       Wells Fargo Bank, National Association, as Certificate Administrator of the Rio West Business Park Mortgage Loan (see Exhibit 33.6)

33.70       Wells Fargo Bank, National Association, as Custodian of the Rio West Business Park Mortgage Loan (see Exhibit 33.7)

33.71       Park Bridge Lender Services LLC, as Operating Advisor of the Rio West Business Park Mortgage Loan (see Exhibit 33.47)

33.72       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Rio West Business Park Mortgage Loan (see Exhibit 33.9)

33.73       National Tax Search, LLC, as Servicing Function Participant of the Rio West Business Park Mortgage Loan (see Exhibit 33.10)

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

34.34       National Tax Search, LLC, as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.10)

34.35       Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 34.1)

34.36       Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 34.1)

34.37       Wilmington Trust, National Association, as Trustee of the 9 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Certificate Administrator of the 9 West 57th Street Mortgage Loan (see Exhibit 34.6)

34.39       Wells Fargo Bank, National Association, as Custodian of the 9 West 57th Street Mortgage Loan (see Exhibit 34.7)

34.40       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 34.9)

34.41       National Tax Search, LLC, as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 34.10)

34.42       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 34.1)

34.43       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wilmington Trust, National Association, as Trustee of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Certificate Administrator of the Gurnee Mills Mortgage Loan (see Exhibit 34.6)

34.46       Wells Fargo Bank, National Association, as Custodian of the Gurnee Mills Mortgage Loan (see Exhibit 34.7)

34.47       Park Bridge Lender Services LLC, as Operating Advisor of the Gurnee Mills Mortgage Loan

34.48       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 34.9)

34.49       National Tax Search, LLC, as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 34.10)

34.50       Wells Fargo Bank, National Association, as Primary Servicer of the 101 Hudson Street Mortgage Loan (see Exhibit 34.1)

34.51       C-III Asset Management LLC, as Special Servicer of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wilmington Trust, National Association, as Trustee of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Wells Fargo Bank, National Association, as Certificate Administrator of the 101 Hudson Street Mortgage Loan (see Exhibit 34.6)

34.54       Wells Fargo Bank, National Association, as Custodian of the 101 Hudson Street Mortgage Loan (see Exhibit 34.7)

34.55       Park Bridge Lender Services LLC, as Operating Advisor of the 101 Hudson Street Mortgage Loan (see Exhibit 34.47)

34.56       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 34.9)

34.57       National Tax Search, LLC, as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 34.10)

34.58       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.1)

34.59       LNR Partners, LLC, as Special Servicer of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wilmington Trust, National Association, as Trustee of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Certificate Administrator of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.6)

34.62       Wells Fargo Bank, National Association, as Custodian of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.7)

34.63       TriMont Real Estate Advisors, LLC, as Operating Advisor of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.9)

34.65       National Tax Search, LLC, as Servicing Function Participant of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.10)

34.66       Wells Fargo Bank, National Association, as Primary Servicer of the Rio West Business Park Mortgage Loan (see Exhibit 34.1)

34.67       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Rio West Business Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Wilmington Trust, National Association, as Trustee of the Rio West Business Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.69       Wells Fargo Bank, National Association, as Certificate Administrator of the Rio West Business Park Mortgage Loan (see Exhibit 34.6)

34.70       Wells Fargo Bank, National Association, as Custodian of the Rio West Business Park Mortgage Loan (see Exhibit 34.7)

34.71       Park Bridge Lender Services LLC, as Operating Advisor of the Rio West Business Park Mortgage Loan (see Exhibit 34.47)

34.72       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Rio West Business Park Mortgage Loan (see Exhibit 34.9)

34.73       National Tax Search, LLC, as Servicing Function Participant of the Rio West Business Park Mortgage Loan (see Exhibit 34.10)

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

35.11       Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 35.5)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 35.1)

35.13       CWCapital Asset Management LLC, as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 35.3)

35.14       Wells Fargo Bank, National Association, as Certificate Administrator of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 35.5)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan

35.16       Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan

35.17       Wells Fargo Bank, National Association, as Certificate Administrator of the 9 West 57th Street Mortgage Loan (see Exhibit 35.5)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan

35.19       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Wells Fargo Bank, National Association, as Certificate Administrator of the Gurnee Mills Mortgage Loan (see Exhibit 35.5)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the 101 Hudson Street Mortgage Loan

35.22       C-III Asset Management LLC, as Special Servicer of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Wells Fargo Bank, National Association, as Certificate Administrator of the 101 Hudson Street Mortgage Loan (see Exhibit 35.5)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood MHC Portfolio Mortgage Loan

35.25       LNR Partners, LLC, as Special Servicer of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Wells Fargo Bank, National Association, as Certificate Administrator of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 35.5)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Rio West Business Park Mortgage Loan

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Rio West Business Park Mortgage Loan (Omitted. See Explanatory Notes.)

35.29        Wells Fargo Bank, National Association, as Certificate Administrator of the Rio West Business Park Mortgage Loan (see Exhibit 35.5)

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