Form 10-K
period 2018-12-31
Wells Fargo Commercial Mortgage Trust 2016-LC25
filed 2019-03-26
CIK 1688451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Rio West Business Park Mortgage Loan, which constituted approximately 2.1% of the asset pool of the issuing entity as of its cut-off date.  The Rio West Business Park Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Rio West Business Park Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.  This loan combination, including the Rio West Business Park Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Rio West Business Park loan combination in the Bank of America Merrill Lynch Commercial Mortgage Trust 2017-BNK3 transaction, Commission File Number 333-206847-05 (the “BACM 2017-BNK3 Transaction”).  After the closing of the BACM 2017-BNK3 Transaction on February 16, 2017, this loan combination, including the Rio West Business Park Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BACM 2017-BNK3 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the BACM 2017-BNK3 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the BACM 2017-BNK3 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

C-III Asset Management LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after July 19, 2018 and the special servicer of the 101 Hudson Street Mortgage Loan.  As a result, C-III Asset Management LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by C-III Asset Management LLC in the capacities described above are listed in the Exhibit Index.

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

Rialto Capital Advisors, LLC is an affiliate of Rialto Mortgage Finance, LLC, one of the sponsors. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Rialto Capital Advisors, LLC pursuant to Item 1123. Because Rialto Capital Advisors, LLC is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountant’s attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB. As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of Rialto Capital Advisors, LLC under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountant’s attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

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

With respect to the pari passu loan combination that includes (i) the Redwood MHC Portfolio Mortgage Loan and the Rio West Business Park Mortgage Loan,  the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of LNR Partners, LLC, as special servicer and TriMont Real Estate Advisors, LLC, as operating advisor of the Redwood MHC Portfolio Mortgage Loan, and Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, of the Rio West Business Park Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the Redwood MHC Portfolio Mortgage Loan, the Gurnee Mills Mortgage Loan, the 101 Hudson Street Mortgage Loan and the Rio West Business Park Mortgage Loan,  the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of LNR Partners, LLC, as special servicer of the Redwood MHC Portfolio Mortgage Loan and Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, of the Rio West Business Park Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and as custodian:

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue.  The settlement agreement is subject to court approval.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC (“CWCAM”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance:

1122(d)(2)(vii): “Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations: (A) are mathematically accurate; (B) are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) are reviewed and approved by someone other than the person who prepared the reconciling items; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.”

The instance of material noncompliance, for the reporting period included a failure to complete the required bank reconciliations within 30 calendar days after the bank statement cutoff date.  In five of the twelve months related to the reporting period, the required reconciliations were not completed within the 30 calendar days requirement as follows:

February 2018: bank reconciliations were prepared on June 22, 2018

March 2018: bank reconciliations were prepared on May 1, 2018

September 2018: bank reconciliations were prepared on November 6, 2018

November 2018: bank reconciliations were prepared on February 19, 2019

December 2018: bank reconciliations were prepared on February 6, 2019

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

In response to the lack of adherence to company policy and procedures, CWCAM’s Compliance Committee reviewed the reasons for noncompliance and added two additional procedures to supplement its existing procedures:

1) the accounting department has added the completion of bank account reconciliations within 30 calendar days to its monthly closing checklist, which is reviewed and signed off by a CWCAM officer; and

2) the Chief Financial Officer has set up a monthly electronic reminder requiring that the completed bank reconciliations be forwarded to the CFO for an additional layer of review.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

Report on Assessment of Compliance with Applicable Servicing Criteria Not Included

For the reasons discussed in the Explanatory Notes above, Midland is not a party performing activities that address servicing criteria relating to 5% or more of the assets of the issuing entity.  Therefore, the report of assessment of compliance with applicable servicing criteria for Midland has not been included as an exhibit to this Annual Report on Form 10-K.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         National Cooperative Bank, N.A., as NCB Master Servicer

33.3         CWCapital Asset Management LLC, as Special Servicer prior to July 19, 2018

33.4         C-III Asset Management LLC, as Special Servicer on and after July 19, 2018

33.5         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.2)

33.6         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.7         Wells Fargo Bank, National Association, as Certificate Administrator

33.8         Wells Fargo Bank, National Association, as Custodian

33.9         Pentalpha Surveillance LLC, as Operating Advisor

33.10       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.11       National Tax Search, LLC, as Servicing Function Participant

33.12       Wells Fargo Bank, National Association, as Primary Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.1)

33.13       CWCapital Asset Management LLC, as Special Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan prior to July 19, 2018 (see Exhibit 33.3)

33.14       C-III Asset Management LLC, as Special Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan on and after July 19, 2018 (see Exhibit 33.4)

33.15       Wilmington Trust, National Association, as Trustee of the Walmart Shadow Anchored Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.16       Wells Fargo Bank, National Association, as Certificate Administrator of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.7)

33.17       Wells Fargo Bank, National Association, as Custodian of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.8)

33.18       Pentalpha Surveillance LLC, as Operating Advisor of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.9)

33.19       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.10)

33.20       National Tax Search, LLC, as Servicing Function Participant of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.11)

33.21       Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.1)

33.22       CWCapital Asset Management LLC, as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan prior to July 19, 2018 (see Exhibit 33.3)

33.23       C-III Asset Management LLC, as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan on and after July 19, 2018 (see Exhibit 33.4)

33.24       Wilmington Trust, National Association, as Trustee of the Marriott Hilton Head Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.7)

33.26       Wells Fargo Bank, National Association, as Custodian of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.8)

33.27       Pentalpha Surveillance LLC, as Operating Advisor of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.9)

33.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.10)

33.29       National Tax Search, LLC, as Servicing Function Participant of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.11)

33.30       Wells Fargo Bank, National Association, as Primary Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.1)

33.31       CWCapital Asset Management LLC, as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan prior to July 19, 2018 (see Exhibit 33.3)

33.32       C-III Asset Management LLC, as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan on and after July 19, 2018 (see Exhibit 33.4)

33.33       Wilmington Trust, National Association, as Trustee of the Aspen at Norman Student Housing Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Certificate Administrator of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.7)

33.35       Wells Fargo Bank, National Association, as Custodian of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.8)

33.36       Pentalpha Surveillance LLC, as Operating Advisor of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.9)

33.37       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.10)

33.38       National Tax Search, LLC, as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.11)

33.39       Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 33.1)

33.40       Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 33.1)

33.41       Wilmington Trust, National Association, as Trustee of the 9 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Certificate Administrator of the 9 West 57th Street Mortgage Loan (see Exhibit 33.7)

33.43       Wells Fargo Bank, National Association, as Custodian of the 9 West 57th Street Mortgage Loan (see Exhibit 33.8)

33.44       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 33.10)

33.45       National Tax Search, LLC, as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 33.11)

33.46       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 33.1)

33.47       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan

33.48       Wilmington Trust, National Association, as Trustee of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wells Fargo Bank, National Association, as Certificate Administrator of the Gurnee Mills Mortgage Loan (see Exhibit 33.7)

33.50       Wells Fargo Bank, National Association, as Custodian of the Gurnee Mills Mortgage Loan (see Exhibit 33.8)

33.51       Park Bridge Lender Services LLC, as Operating Advisor of the Gurnee Mills Mortgage Loan

33.52       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 33.10)

33.53       National Tax Search, LLC, as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 33.11)

33.54       Wells Fargo Bank, National Association, as Primary Servicer of the 101 Hudson Street Mortgage Loan (see Exhibit 33.1)

33.55       C-III Asset Management LLC, as Special Servicer of the 101 Hudson Street Mortgage Loan (see Exhibit 33.4)

33.56       Wilmington Trust, National Association, as Trustee of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Wells Fargo Bank, National Association, as Certificate Administrator of the 101 Hudson Street Mortgage Loan (see Exhibit 33.7)

33.58       Wells Fargo Bank, National Association, as Custodian of the 101 Hudson Street Mortgage Loan (see Exhibit 33.8)

33.59       Park Bridge Lender Services LLC, as Operating Advisor of the 101 Hudson Street Mortgage Loan (see Exhibit 33.51)

33.60       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 33.10)

33.61       National Tax Search, LLC, as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 33.11)

33.62       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.1)

33.63       LNR Partners, LLC, as Special Servicer of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wilmington Trust, National Association, as Trustee of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Wells Fargo Bank, National Association, as Certificate Administrator of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.7)

33.66       Wells Fargo Bank, National Association, as Custodian of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.8)

33.67       TriMont Real Estate Advisors, LLC, as Operating Advisor of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.10)

33.69       National Tax Search, LLC, as Servicing Function Participant of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.11)

33.70       Wells Fargo Bank, National Association, as Primary Servicer of the Rio West Business Park Mortgage Loan (see Exhibit 33.1)

33.71       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Rio West Business Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Wilmington Trust, National Association, as Trustee of the Rio West Business Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Wells Fargo Bank, National Association, as Certificate Administrator of the Rio West Business Park Mortgage Loan (see Exhibit 33.7)

33.74       Wells Fargo Bank, National Association, as Custodian of the Rio West Business Park Mortgage Loan (see Exhibit 33.8)

33.75       Park Bridge Lender Services LLC, as Operating Advisor of the 101 Hudson Street Mortgage Loan (see Exhibit 33.51)

33.76       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Rio West Business Park Mortgage Loan (see Exhibit 33.10)

33.77       National Tax Search, LLC, as Servicing Function Participant of the Rio West Business Park Mortgage Loan (see Exhibit 33.11)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         National Cooperative Bank, N.A., as NCB Master Servicer

34.3         CWCapital Asset Management LLC, as Special Servicer prior to July 19, 2018

34.4         C-III Asset Management LLC, as Special Servicer on and after July 19, 2018

34.5         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.2)

34.6         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.7         Wells Fargo Bank, National Association, as Certificate Administrator

34.8         Wells Fargo Bank, National Association, as Custodian

34.9         Pentalpha Surveillance LLC, as Operating Advisor

34.10       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.11       National Tax Search, LLC, as Servicing Function Participant

34.12       Wells Fargo Bank, National Association, as Primary Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.1)

34.13       CWCapital Asset Management LLC, as Special Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan prior to July 19, 2018 (see Exhibit 34.3)

34.14       C-III Asset Management LLC, as Special Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan on and after July 19, 2018 (see Exhibit 34.4)

34.15       Wilmington Trust, National Association, as Trustee of the Walmart Shadow Anchored Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.16       Wells Fargo Bank, National Association, as Certificate Administrator of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.7)

34.17       Wells Fargo Bank, National Association, as Custodian of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.8)

34.18       Pentalpha Surveillance LLC, as Operating Advisor of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.9)

34.19       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.10)

34.20       National Tax Search, LLC, as Servicing Function Participant of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.11)

34.21       Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.1)

34.22       CWCapital Asset Management LLC, as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan prior to July 19, 2018 (see Exhibit 34.3)

34.23       C-III Asset Management LLC, as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan on and after July 19, 2018 (see Exhibit 34.4)

34.24       Wilmington Trust, National Association, as Trustee of the Marriott Hilton Head Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.7)

34.26       Wells Fargo Bank, National Association, as Custodian of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.8)

34.27       Pentalpha Surveillance LLC, as Operating Advisor of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.9)

34.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.10)

34.29       National Tax Search, LLC, as Servicing Function Participant of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.11)

34.30       Wells Fargo Bank, National Association, as Primary Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.1)

34.31       CWCapital Asset Management LLC, as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan prior to July 19, 2018 (see Exhibit 34.3)

34.32       C-III Asset Management LLC, as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan on and after July 19, 2018 (see Exhibit 34.4)

34.33       Wilmington Trust, National Association, as Trustee of the Aspen at Norman Student Housing Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Certificate Administrator of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.7)

34.35       Wells Fargo Bank, National Association, as Custodian of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.8)

34.36       Pentalpha Surveillance LLC, as Operating Advisor of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.9)

34.37       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.10)

34.38       National Tax Search, LLC, as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.11)

34.39       Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 34.1)

34.40       Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 34.1)

34.41       Wilmington Trust, National Association, as Trustee of the 9 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Certificate Administrator of the 9 West 57th Street Mortgage Loan (see Exhibit 34.7)

34.43       Wells Fargo Bank, National Association, as Custodian of the 9 West 57th Street Mortgage Loan (see Exhibit 34.8)

34.44       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 34.10)

34.45       National Tax Search, LLC, as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 34.11)

34.46       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 34.1)

34.47       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan

34.48       Wilmington Trust, National Association, as Trustee of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wells Fargo Bank, National Association, as Certificate Administrator of the Gurnee Mills Mortgage Loan (see Exhibit 34.7)

34.50       Wells Fargo Bank, National Association, as Custodian of the Gurnee Mills Mortgage Loan (see Exhibit 34.8)

34.51       Park Bridge Lender Services LLC, as Operating Advisor of the Gurnee Mills Mortgage Loan

34.52       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 34.10)

34.53       National Tax Search, LLC, as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 34.11)

34.54       Wells Fargo Bank, National Association, as Primary Servicer of the 101 Hudson Street Mortgage Loan (see Exhibit 34.1)

34.55       C-III Asset Management LLC, as Special Servicer of the 101 Hudson Street Mortgage Loan (see Exhibit 34.4)

34.56       Wilmington Trust, National Association, as Trustee of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Wells Fargo Bank, National Association, as Certificate Administrator of the 101 Hudson Street Mortgage Loan (see Exhibit 34.7)

34.58       Wells Fargo Bank, National Association, as Custodian of the 101 Hudson Street Mortgage Loan (see Exhibit 34.8)

34.59       Park Bridge Lender Services LLC, as Operating Advisor of the 101 Hudson Street Mortgage Loan (see Exhibit 34.51)

34.60       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 34.10)

34.61       National Tax Search, LLC, as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 34.11)

34.62       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.1)

34.63       LNR Partners, LLC, as Special Servicer of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wilmington Trust, National Association, as Trustee of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Wells Fargo Bank, National Association, as Certificate Administrator of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.7)

34.66       Wells Fargo Bank, National Association, as Custodian of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.8)

34.67       TriMont Real Estate Advisors, LLC, as Operating Advisor of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.10)

34.69       National Tax Search, LLC, as Servicing Function Participant of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.11)

34.70       Wells Fargo Bank, National Association, as Primary Servicer of the Rio West Business Park Mortgage Loan (see Exhibit 34.1)

34.71       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Rio West Business Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Wilmington Trust, National Association, as Trustee of the Rio West Business Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Wells Fargo Bank, National Association, as Certificate Administrator of the Rio West Business Park Mortgage Loan (see Exhibit 34.7)

34.74       Wells Fargo Bank, National Association, as Custodian of the Rio West Business Park Mortgage Loan (see Exhibit 34.8)

34.75       Park Bridge Lender Services LLC, as Operating Advisor of the 101 Hudson Street Mortgage Loan (see Exhibit 34.51)

34.76       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Rio West Business Park Mortgage Loan (see Exhibit 34.10)

34.77       National Tax Search, LLC, as Servicing Function Participant of the Rio West Business Park Mortgage Loan (see Exhibit 34.11)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         National Cooperative Bank, N.A., as NCB Master Servicer

35.3         CWCapital Asset Management LLC, as Special Servicer prior to July 19, 2018

35.4         C-III Asset Management LLC, as Special Servicer on and after July 19, 2018

35.5         National Cooperative Bank, N.A., as NCB Special Servicer

35.6         Wells Fargo Bank, National Association, as Certificate Administrator

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 35.1)

35.8         CWCapital Asset Management LLC, as Special Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan prior to July 19, 2018 (see Exhibit 35.3)

35.9         C-III Asset Management LLC, as Special Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan on and after July 19, 2018 (see Exhibit 35.4)

35.10       Wells Fargo Bank, National Association, as Certificate Administrator of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 35.5)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 35.1)

35.12       CWCapital Asset Management LLC, as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan prior to July 19, 2018 (see Exhibit 35.3)

35.13       C-III Asset Management LLC, as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan on and after July 19, 2018 (see Exhibit 35.4)

35.14       Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 35.6)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 35.1)

35.16       CWCapital Asset Management LLC, as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan prior to July 19, 2018 (see Exhibit 35.3)

35.17       C-III Asset Management LLC, as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan on and after July 19, 2018 (see Exhibit 35.4)

35.18       Wells Fargo Bank, National Association, as Certificate Administrator of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 35.6)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan

35.20       Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan

35.21       Wells Fargo Bank, National Association, as Certificate Administrator of the 9 West 57th Street Mortgage Loan (see Exhibit 35.6)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan

35.23       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan

35.24       Wells Fargo Bank, National Association, as Certificate Administrator of the Gurnee Mills Mortgage Loan (see Exhibit 35.6)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the 101 Hudson Street Mortgage Loan

35.26       C-III Asset Management LLC, as Special Servicer of the 101 Hudson Street Mortgage Loan

35.27       Wells Fargo Bank, National Association, as Certificate Administrator of the 101 Hudson Street Mortgage Loan (see Exhibit 35.6)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood MHC Portfolio Mortgage Loan

35.29       LNR Partners, LLC, as Special Servicer of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 35.6)

35.31       Wells Fargo Bank, National Association, as Primary Servicer of the Rio West Business Park Mortgage Loan

35.32       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Rio West Business Park Mortgage Loan (Omitted. See Explanatory Notes.)

35.33       Wells Fargo Bank, National Association, as Certificate Administrator of the Rio West Business Park Mortgage Loan (see Exhibit 35.6)

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

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

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

Date: March 26, 2019