Form 10-K
period 2020-12-31
Wells Fargo Commercial Mortgage Trust 2016-LC25
filed 2021-03-19
CIK 1688451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Walmart Shadow Anchored Portfolio Mortgage Loan, the Marriott Hilton Head Resort & Spa Mortgage Loan and the Aspen at Norman Student Housing Mortgage Loan, which constituted approximately 5.2%, 4.5% and 2.3%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Walmart Shadow Anchored Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the Marriott Hilton Head Resort & Spa Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity and (c) with respect to the Aspen at Norman Student Housing Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Walmart Shadow Anchored Portfolio Mortgage Loan, the Marriott Hilton Head Resort & Spa Mortgage Loan and the Aspen at Norman Student Housing Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the general master servicer (except with respect to those mortgage loans for which National Cooperative Bank, N.A. is the NCB master servicer) and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and special servicer of the 9 West 57th Street Mortgage Loan and the primary servicer of the Redwood MHC Portfolio Mortgage Loan, the Gurnee Mills Mortgage Loan, the Rio West Business Park Mortgage Loan and the 101 Hudson Street Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) is the general special servicer (except with respect to those mortgage loans for which National Cooperative Bank, N.A. is the NCB special servicer) of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 27, 2020 and the special servicer of the 101 Hudson Street Mortgage Loan. As a result, Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the general special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 27, 2020 and the Redwood MHC Portfolio. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the general master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which National Cooperative Bank, N.A. is the NCB master servicer) and the primary servicer of the 9 West 57th Street Mortgage Loan, the 101 Hudson Street Mortgage Loan, the Gurnee Mills Mortgage Loan, the Redwood MHC Portfolio Mortgage Loan and the Rio West Business Park Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 9 West 57th Street Mortgage Loan, the 101 Hudson Street Mortgage Loan, the Gurnee Mills Mortgage Loan, the Redwood MHC Portfolio Mortgage Loan and the Rio West Business Park Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combination that includes the Gurnee Mills Mortgage Loan and the Rio West Business Park Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the Gurnee Mills Mortgage Loan, Trimont Real Estate Advisors, LLC as operating advisor of the Redwood MHC Portfolio Mortgage Loan and Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Rio West Business Park Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Gurnee Mills Mortgage Loan and Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Rio West Business Park Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

4.2           Trust and Servicing Agreement, dated as of September 26, 2016, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Servicer and Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

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

4.7           Co-Lender Agreement, dated as of November 8, 2016, between Ladder Capital Finance I LLC for itself to the extent of its interest, and on behalf of Series TRS of Ladder Capital Finance I LLC, and Series TRS of Ladder Capital Finance I LLC, as Note A-1 Holder and Note A-2 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of October 3, 2016 and updated as of November 1, 2016, by and among Rialto Mortgage Finance, LLC, as Note A-1 Holder, Citigroup Global Markets Realty Corp., as Note A-2A Holder, Note A-2B Holder, Note A-3A Holder and Note A-3B Holder and Rialto Mortgage Finance, LLC, as Note A-4 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of September 29, 2016, between Ladder Capital Finance I LLC for itself to the extent of its interest, and on behalf of Series TRS of Ladder Capital Finance I LLC, as Note A-1 Holder and Note A-2 (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of November 30, 2016, by and between Wells Fargo Bank, National Association, as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of September 26, 2016, by and between JPMorgan Chase Bank, National Association, as Initial Note A Holder and Initial Note B Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-11 and incorporated by reference herein).

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

33.1         Wells Fargo Bank, National Association, as General Master Servicer

33.2         National Cooperative Bank, N.A., as NCB Master Servicer

33.3         Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as General Special Servicer prior to March 27, 2020

33.4         LNR Partners, LLC, as General Special Servicer on and after March 27, 2020

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

33.9         Pentalpha Surveillance LLC, as Operating Advisor

33.10       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.11       National Tax Search, LLC, as Servicing Function Participant

33.12       Wells Fargo Bank, National Association, as Primary Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.1)

33.13       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan prior to March 27, 2020 (see Exhibit 33.3)

33.14       LNR Partners, LLC, as Special Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan on and after March 27, 2020 (see Exhibit 33.4)

33.15       Wilmington Trust, National Association, as Trustee of the Walmart Shadow Anchored Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.16       Wells Fargo Bank, National Association, as Custodian of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.8)

33.17       Pentalpha Surveillance LLC, as Operating Advisor of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.9)

33.18       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.10)

33.19       National Tax Search, LLC, as Servicing Function Participant of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 33.11)

33.20       Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.1)

33.21       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan prior to March 27, 2020 (see Exhibit 33.3)

33.22       LNR Partners, LLC, as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan on and after March 27, 2020 (see Exhibit 33.4)

33.23       Wilmington Trust, National Association, as Trustee of the Marriott Hilton Head Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.8)

33.25       Pentalpha Surveillance LLC, as Operating Advisor of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.9)

33.26       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.10)

33.27       National Tax Search, LLC, as Servicing Function Participant of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.11)

33.28       Wells Fargo Bank, National Association, as Primary Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.1)

33.29       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan prior to March 27, 2020 (see Exhibit 33.3)

33.30       LNR Partners, LLC, as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan on and after March 27, 2020 (see Exhibit 33.4)

33.31       Wilmington Trust, National Association, as Trustee of the Aspen at Norman Student Housing Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Wells Fargo Bank, National Association, as Custodian of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.8)

33.33       Pentalpha Surveillance LLC, as Operating Advisor of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.9)

33.34       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.10)

33.35       National Tax Search, LLC, as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.11)

33.36       Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 33.1)

33.37       Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 33.1)

33.38       Wilmington Trust, National Association, as Trustee of the 9 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.41       National Tax Search, LLC, as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 33.11)

33.42       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 33.1)

33.43       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wilmington Trust, National Association, as Trustee of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Custodian of the Gurnee Mills Mortgage Loan (see Exhibit 33.8)

33.46       Park Bridge Lender Services LLC, as Operating Advisor of the Gurnee Mills Mortgage Loan

33.47       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 33.10)

33.48       National Tax Search, LLC, as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 33.11)

33.49       Wells Fargo Bank, National Association, as Primary Servicer of the 101 Hudson Street Mortgage Loan (see Exhibit 33.1)

33.50       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the 101 Hudson Street Mortgage Loan (see Exhibit 33.3)

33.51       Wilmington Trust, National Association, as Trustee of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the 101 Hudson Street Mortgage Loan (see Exhibit 33.8)

33.53       Park Bridge Lender Services LLC, as Operating Advisor of the 101 Hudson Street Mortgage Loan (see Exhibit 33.46)

33.54       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 33.10)

33.55       National Tax Search, LLC, as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 33.11)

33.56       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.1)

33.57       LNR Partners, LLC, as Special Servicer of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.4)

33.58       Wilmington Trust, National Association, as Trustee of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wells Fargo Bank, National Association, as Custodian of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.8)

33.60       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.10)

33.62       National Tax Search, LLC, as Servicing Function Participant of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 33.11)

33.63       Wells Fargo Bank, National Association, as Primary Servicer of the Rio West Business Park Mortgage Loan (see Exhibit 33.1)

33.64       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Rio West Business Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Wilmington Trust, National Association, as Trustee of the Rio West Business Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wells Fargo Bank, National Association, as Custodian of the Rio West Business Park Mortgage Loan (see Exhibit 33.8)

33.67       Park Bridge Lender Services LLC, as Operating Advisor of the Rio West Business Park Mortgage Loan (see Exhibit 33.46)

33.68       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Rio West Business Park Mortgage Loan (see Exhibit 33.10)

33.69       National Tax Search, LLC, as Servicing Function Participant of the Rio West Business Park Mortgage Loan (see Exhibit 33.11)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as General Master Servicer

34.2         National Cooperative Bank, N.A., as NCB Master Servicer

34.3         Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as General Special Servicer prior to March 27, 2020

34.4         LNR Partners, LLC, as General Special Servicer on and after March 27, 2020

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

34.9         Pentalpha Surveillance LLC, as Operating Advisor

34.10       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.11       National Tax Search, LLC, as Servicing Function Participant

34.12       Wells Fargo Bank, National Association, as Primary Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.1)

34.13       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan prior to March 27, 2020 (see Exhibit 34.3)

34.14       LNR Partners, LLC, as Special Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan on and after March 27, 2020 (see Exhibit 34.4)

34.15       Wilmington Trust, National Association, as Trustee of the Walmart Shadow Anchored Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.16       Wells Fargo Bank, National Association, as Custodian of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.8)

34.17       Pentalpha Surveillance LLC, as Operating Advisor of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.9)

34.18       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.10)

34.19       National Tax Search, LLC, as Servicing Function Participant of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 34.11)

34.20       Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.1)

34.21       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan prior to March 27, 2020 (see Exhibit 34.3)

34.22       LNR Partners, LLC, as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan on and after March 27, 2020 (see Exhibit 34.4)

34.23       Wilmington Trust, National Association, as Trustee of the Marriott Hilton Head Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.8)

34.25       Pentalpha Surveillance LLC, as Operating Advisor of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.9)

34.26       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.10)

34.27       National Tax Search, LLC, as Servicing Function Participant of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.11)

34.28       Wells Fargo Bank, National Association, as Primary Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.1)

34.29       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan prior to March 27, 2020 (see Exhibit 34.3)

34.30       LNR Partners, LLC, as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan on and after March 27, 2020 (see Exhibit 34.4)

34.31       Wilmington Trust, National Association, as Trustee of the Aspen at Norman Student Housing Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Wells Fargo Bank, National Association, as Custodian of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.8)

34.33       Pentalpha Surveillance LLC, as Operating Advisor of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.9)

34.34       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.10)

34.35       National Tax Search, LLC, as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.11)

34.36       Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 34.1)

34.37       Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 34.1)

34.38       Wilmington Trust, National Association, as Trustee of the 9 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.41       National Tax Search, LLC, as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 34.11)

34.42       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 34.1)

34.43       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wilmington Trust, National Association, as Trustee of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Custodian of the Gurnee Mills Mortgage Loan (see Exhibit 34.8)

34.46       Park Bridge Lender Services LLC, as Operating Advisor of the Gurnee Mills Mortgage Loan

34.47       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 34.10)

34.48       National Tax Search, LLC, as Servicing Function Participant of the Gurnee Mills Mortgage Loan (see Exhibit 34.11)

34.49       Wells Fargo Bank, National Association, as Primary Servicer of the 101 Hudson Street Mortgage Loan (see Exhibit 34.1)

34.50       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the 101 Hudson Street Mortgage Loan (see Exhibit 34.3)

34.51       Wilmington Trust, National Association, as Trustee of the 101 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the 101 Hudson Street Mortgage Loan (see Exhibit 34.8)

34.53       Park Bridge Lender Services LLC, as Operating Advisor of the 101 Hudson Street Mortgage Loan (see Exhibit 34.46)

34.54       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 34.10)

34.55       National Tax Search, LLC, as Servicing Function Participant of the 101 Hudson Street Mortgage Loan (see Exhibit 34.11)

34.56       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.1)

34.57       LNR Partners, LLC, as Special Servicer of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.4)

34.58       Wilmington Trust, National Association, as Trustee of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wells Fargo Bank, National Association, as Custodian of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.8)

34.60       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Redwood MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.10)

34.62       National Tax Search, LLC, as Servicing Function Participant of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 34.11)

34.63       Wells Fargo Bank, National Association, as Primary Servicer of the Rio West Business Park Mortgage Loan (see Exhibit 34.1)

34.64       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Rio West Business Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Wilmington Trust, National Association, as Trustee of the Rio West Business Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wells Fargo Bank, National Association, as Custodian of the Rio West Business Park Mortgage Loan (see Exhibit 34.8)

34.67       Park Bridge Lender Services LLC, as Operating Advisor of the Rio West Business Park Mortgage Loan (see Exhibit 34.46)

34.68       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Rio West Business Park Mortgage Loan (see Exhibit 34.10)

34.69       National Tax Search, LLC, as Servicing Function Participant of the Rio West Business Park Mortgage Loan (see Exhibit 34.11)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as General Master Servicer

35.2         National Cooperative Bank, N.A., as NCB Master Servicer

35.3         Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as General Special Servicer prior to March 27, 2020

35.4         LNR Partners, LLC, as General Special Servicer on and after March 27, 2020

35.5         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan (see Exhibit 35.1)

35.8         Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan prior to March 27, 2020 (see Exhibit 35.3)

35.9         LNR Partners, LLC, as Special Servicer of the Walmart Shadow Anchored Portfolio Mortgage Loan on and after March 27, 2020 (see Exhibit 35.4)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 35.1)

35.11       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan prior to March 27, 2020 (see Exhibit 35.3)

35.12       LNR Partners, LLC, as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan on and after March 27, 2020 (see Exhibit 35.4)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 35.1)

35.14       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan prior to March 27, 2020 (see Exhibit 35.3)

35.15       LNR Partners, LLC, as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan on and after March 27, 2020 (see Exhibit 35.4)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 35.1)

35.17       Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 35.1)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 35.1)

35.19       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the 101 Hudson Street Mortgage Loan (see Exhibit 35.1)

35.21       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the 101 Hudson Street Mortgage Loan (see Exhibit 35.3)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 35.1)

35.23       LNR Partners, LLC, as Special Servicer of the Redwood MHC Portfolio Mortgage Loan (see Exhibit 35.4)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Rio West Business Park Mortgage Loan (see Exhibit 35.1)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Rio West Business Park Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 19, 2021